Form 10-K
period 2019-12-31
BANK 2018-BNK15
filed 2020-03-23
CIK 1756271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4096495 38-4096496 38-7206265 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The 685 Fifth Avenue Retail Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 685 Fifth Avenue Retail Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 685 Fifth Avenue Retail Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aventura Mall Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Aventura Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aventura Mall Mortgage Loan and twenty-four other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Aventura Mall Trust 2018-AVM transaction (the “Aventura Mall 2018-AVM Transaction”). This loan combination, including the Aventura Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Carriage Place Mortgage Loan, which constituted approximately 0.9% of the asset pool of the issuing entity as of its cut-off date.  The Carriage Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Carriage Place Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Carriage Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Carriage Place loan combination in the BANK 2019-BNK16 transaction, Commission File Number 333-226486-03 (the “BANK 2019-BNK16 Transaction”).  After the closing of the BANK 2019-BNK16 Transaction on February 21, 2019, this loan combination, including the Carriage Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2019-BNK16 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the general master servicer and the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Starwood Hotel Portfolio Mortgage Loan, the Aventura Mall Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the Pfizer Building Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan and the primary servicer and special servicer of the Millennium Partners Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Starwood Hotel Portfolio Mortgage Loan, the Aventura Mall Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the Pfizer Building Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan, the Plaza Frontenac Mortgage Loan and the Carriage Place Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Starwood Hotel Portfolio Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the Pfizer Building Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the trustee and custodian of the Plaza Frontenac Mortgage Loan. As a result, Wells Fargo Bank, National Association is servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan and the 2020 Fifth Avenue Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because it is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because it is an unaffiliated servicer servicing less than 10% of pool assets.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Starwood Hotel Portfolio Mortgage Loan, the Aventura Mall Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan and the Carriage Place Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

National Cooperative Bank, N.A., the NCB master servicer and NCB special servicer, is also a sponsor. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for National Cooperative Bank, N.A. pursuant to Item 1123.  Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Pfizer Building Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the Starwood Hotel Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, the pooling and servicing agreement for the BANK 2018-BNK13 Transaction, the trust and servicing agreement for the MSC 2018-MP Transaction, the pooling and servicing agreement for the BANK 2018-BNK14 Transaction, the pooling and servicing agreement for the WFCM 2018-C47 Transaction, the pooling and servicing agreement for the DBGS 2018-C1 Transaction, the pooling and servicing agreement for the CSAIL 2018-C14 Transaction and the pooling and servicing agreement for the BANK 2019-BNK16 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Pfizer Building Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the Starwood Hotel Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Plaza Frontenac Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2018-L1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Aventura Mall Mortgage Loan, the Pfizer Building Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the Starwood Hotel Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Aventura Mall Mortgage Loan, the Pfizer Building Mortgage Loan, the Millennium Partners Portfolio Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the Plaza Frontenac Mortgage Loan, the Starwood Hotel Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Aventura Mall Mortgage Loan, the Pfizer Building Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan, the 2020 Fifth Avenue Mortgage Loan and the Carriage Place Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the Pfizer Building Mortgage Loan and KeyBank National Association, as special servicer of the Carriage Place Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Aventura Mall Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Pfizer Building Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Prudential - Digital Realty Portfolio Mortgage Loan, the Moffett Towers – Buildings E,F,G Mortgage Loan and the 2020 Fifth Avenue Mortgage Loan and KeyBank National Association, as special servicer of the Carriage Place Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aventura Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Aventura Mall 2018-AVM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Carriage Place Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK16 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2019-BNK16 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2019-BNK16 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

4.10        Pooling and Servicing Agreement, dated as of February 1, 2019, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, KeyBank National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 18, 2019 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of June 7, 2018, by and among JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Wells Fargo Bank, National Association and Morgan Stanley Bank, N.A. (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of September 27, 2018, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, and Wells Fargo Bank, National Association, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of August 9, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note A-6 Holder, and Morgan Stanley Bank, N.A., as Initial Note B-1 Holder, Initial Note B-2 Holder, Initial Note B-3 Holder, Initial Note B-4 Holder, Initial Note B-5 Holder and Initial Note B-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.14         Amended and Restated Agreement Between Note Holders, dated as of September 26, 2018, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of October 30, 2018, by and among Deutsche Bank AG, acting through its New York Branch, as Note A-1-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-2 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-3 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-4 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-4 Holder, Goldman Sachs Mortgage Company, as Note A-5 Holder, Wells Fargo Bank, National Association, as Note A-6 Holder, and Wells Fargo Bank, National Association, as Note A-7 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of July 27, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of September 7, 2018, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of August 22, 2018, by and between Column Financial, Inc., as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of July 27, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of November 2, 2018, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 29, 2018 under Commission File No. 333-206847-10 and incorporated by reference herein).

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

33.13      Wilmington Trust, National Association, as Trustee of the 685 Fifth Avenue Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 33.7)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 33.8)

33.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 33.9)

33.17      National Tax Search, LLC, as Servicing Function Participant of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 33.10)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.19      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

33.20      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.22      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.23      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.9)

33.24      National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.10)

33.25      Wells Fargo Bank, National Association, as Primary Servicer of the Pfizer Building Mortgage Loan (see Exhibit 33.1)

33.26      Torchlight Loan Services, LLC, as Special Servicer of the Pfizer Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.27      Wilmington Trust, National Association, as Trustee of the Pfizer Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.28      Wells Fargo Bank, National Association, as Custodian of the Pfizer Building Mortgage Loan (see Exhibit 33.7)

33.29      Pentalpha Surveillance LLC, as Operating Advisor of the Pfizer Building Mortgage Loan

33.30      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pfizer Building Mortgage Loan (see Exhibit 33.9)

33.31      National Tax Search, LLC, as Servicing Function Participant of the Pfizer Building Mortgage Loan (see Exhibit 33.10)

33.32      Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.1)

33.33      Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.1)

33.34      Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35      Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.7)

33.36      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.9)

33.37      National Tax Search, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 33.10)

33.38      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.1)

33.39      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

33.40      Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.7)

33.42      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.8)

33.43      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.9)

33.44      National Tax Search, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.10)

33.45      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 33.3)

33.46      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 33.3)

33.47      Wells Fargo Bank, National Association, as Trustee of the Plaza Frontenac Mortgage Loan (Omitted. See Explanatory Notes.)

33.48      Wells Fargo Bank, National Association, as Custodian of the Plaza Frontenac Mortgage Loan (see Exhibit 33.7)

33.49      Pentalpha Surveillance LLC, as Operating Advisor of the Plaza Frontenac Mortgage Loan (see Exhibit 33.29)

33.50      Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.51      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.52      Wilmington Trust, National Association, as Trustee of the Starwood Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Wells Fargo Bank, National Association, as Custodian of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.54      Park Bridge Lender Services LLC, as Operating Advisor of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.9)

33.56      National Tax Search, LLC, as Servicing Function Participant of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 33.10)

33.57      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.1)

33.58      Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.39)

33.59      Wilmington Trust, National Association, as Trustee of the Moffett Towers – Buildings E,F,G Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.7)

33.61      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.8)

33.62      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.9)

33.63      National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 33.10)

33.64      Wells Fargo Bank, National Association, as Primary Servicer of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.65      Rialto Capital Advisors, LLC, as Special Servicer of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.39)

33.66      Wilmington Trust, National Association, as Trustee of the 2020 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.67      Wells Fargo Bank, National Association, as Custodian of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.68      Pentalpha Surveillance LLC, as Operating Advisor of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.29)

33.69      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.70      National Tax Search, LLC, as Servicing Function Participant of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 33.10)

33.71      Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 33.1)

33.72      KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.73      Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 33.7)

33.75      Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 33.8)

33.76      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 33.9)

33.77      National Tax Search, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 33.10)

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

34.13      Wilmington Trust, National Association, as Trustee of the 685 Fifth Avenue Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 34.7)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 34.8)

34.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 34.9)

34.17      National Tax Search, LLC, as Servicing Function Participant of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 34.10)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.19      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

34.20      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.22      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.23      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.9)

34.24      National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.10)

34.25      Wells Fargo Bank, National Association, as Primary Servicer of the Pfizer Building Mortgage Loan (see Exhibit 34.1)

34.26      Torchlight Loan Services, LLC, as Special Servicer of the Pfizer Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.27      Wilmington Trust, National Association, as Trustee of the Pfizer Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.28      Wells Fargo Bank, National Association, as Custodian of the Pfizer Building Mortgage Loan (see Exhibit 34.7)

34.29      Pentalpha Surveillance LLC, as Operating Advisor of the Pfizer Building Mortgage Loan

34.30      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pfizer Building Mortgage Loan (see Exhibit 34.9)

34.31      National Tax Search, LLC, as Servicing Function Participant of the Pfizer Building Mortgage Loan (see Exhibit 34.10)

34.32      Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.1)

34.33      Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.1)

34.34      Wilmington Trust, National Association, as Trustee of the Millennium Partners Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35      Wells Fargo Bank, National Association, as Custodian of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.7)

34.36      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.9)

34.37      National Tax Search, LLC, as Servicing Function Participant of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 34.10)

34.38      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.1)

34.39      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

34.40      Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.7)

34.42      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.8)

34.43      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.9)

34.44      National Tax Search, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.10)

34.45      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 34.3)

34.46      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 34.3)

34.47      Wells Fargo Bank, National Association, as Trustee of the Plaza Frontenac Mortgage Loan (Omitted. See Explanatory Notes.)

34.48      Wells Fargo Bank, National Association, as Custodian of the Plaza Frontenac Mortgage Loan (see Exhibit 34.7)

34.49      Pentalpha Surveillance LLC, as Operating Advisor of the Plaza Frontenac Mortgage Loan (see Exhibit 34.29)

34.50      Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.51      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.52      Wilmington Trust, National Association, as Trustee of the Starwood Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Wells Fargo Bank, National Association, as Custodian of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.54      Park Bridge Lender Services LLC, as Operating Advisor of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.9)

34.56      National Tax Search, LLC, as Servicing Function Participant of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 34.10)

34.57      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.1)

34.58      Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.39)

34.59      Wilmington Trust, National Association, as Trustee of the Moffett Towers – Buildings E,F,G Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.7)

34.61      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.8)

34.62      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.9)

34.63      National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 34.10)

34.64      Wells Fargo Bank, National Association, as Primary Servicer of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.65      Rialto Capital Advisors, LLC, as Special Servicer of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.39)

34.66      Wilmington Trust, National Association, as Trustee of the 2020 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.67      Wells Fargo Bank, National Association, as Custodian of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.68      Pentalpha Surveillance LLC, as Operating Advisor of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.29)

34.69      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.70      National Tax Search, LLC, as Servicing Function Participant of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 34.10)

34.71      Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 34.1)

34.72      KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.73      Wilmington Trust, National Association, as Trustee of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wells Fargo Bank, National Association, as Custodian of the Carriage Place Mortgage Loan (see Exhibit 34.7)

34.75      Park Bridge Lender Services LLC, as Operating Advisor of the Carriage Place Mortgage Loan (see Exhibit 34.8)

34.76      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 34.9)

34.77      National Tax Search, LLC, as Servicing Function Participant of the Carriage Place Mortgage Loan (see Exhibit 34.10)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer

35.2        National Cooperative Bank, N.A., as NCB Master Servicer

35.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

35.4        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5        Wells Fargo Bank, National Association, as Certificate Administrator

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 35.1)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 685 Fifth Avenue Retail Mortgage Loan (see Exhibit 35.3)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.1)

35.9        CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Pfizer Building Mortgage Loan (see Exhibit 35.1)

35.11      Torchlight Loan Services, LLC, as Special Servicer of the Pfizer Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.13      Wells Fargo Bank, National Association, as Special Servicer of the Millennium Partners Portfolio Mortgage Loan (see Exhibit 35.1)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 35.3)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Plaza Frontenac Mortgage Loan (see Exhibit 35.3)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (see Exhibit 35.1)

35.21      Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers – Buildings E,F,G Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the 2020 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.23      Rialto Capital Advisors, LLC, as Special Servicer of the 2020 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the Carriage Place Mortgage Loan (see Exhibit 35.1)

35.25      KeyBank National Association, as Special Servicer of the Carriage Place Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 20, 2020